Form 10-Q
period 1999-09-30
CENTERPRISE ADVISORS INC
filed 1999-11-15
CIK 1082204

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

        [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999
                                              ------------------

                                       OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                       Commission File Number 333-75861
                                              ---------


                           Centerprise Advisors, Inc.
             (Exact name of registrant as specified in its charter)



                  Delaware                             36-4272852
         -------------------------------               ----------
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)          Identification Number)


225 W. Washington St., 16/th/ Floor, Chicago, IL          60606
------------------------------------------------        ----------
    (Address of principal executive offices)            (Zip Code)


       Registrant's telephone number, including area code (312) 578-9600
                                                          --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes [ ]   No [x]


     Number of shares outstanding as of November 15, 1999: 3,711,019 shares

================================================================================

                           CENTERPRISE ADVISORS, INC.

                                     INDEX

PART I - FINANCIAL INFORMATION                                                    Page
                                                                                  ----
 ITEM 1    Financial Statements

           Balance Sheet as of September 30, 1999 and December 31, 1998.........     3

           Statements of Income for the three and nine month periods ended
            September 30, 1999..................................................     4

           Consolidated Statements of Cash Flows for the nine month period
            ended September 30, 1999............................................     5

           Notes to Financial Statements........................................     6

 ITEM 2    Management's Discussion and Analysis of Financial
             Condition and Results of Operations................................    10


PART II - OTHER INFORMATION

 ITEM 6    Exhibits and Reports on Form 8-K.....................................    11

SIGNATURES......................................................................    12

                           CENTERPRISE ADVISORS, INC.
                                 BALANCE SHEET
                             (Dollars in thousands)

                                                          September 30,     December 31,
                                                               1999             1998
                                                          -------------     ------------
                                                           (Unaudited)
ASSETS
Current assets:
   Cash                                                        $     21         $      -
   Deferred offering costs                                            -              800
                                                               --------         --------
     Total current assets                                            21              800
                                                               --------         --------
     Total assets                                              $     21         $    800
                                                               ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accrued liabilities                                         $  2,030         $  1,107
   Payable to related parties                                     4,265              892
                                                               --------         --------
     Total liabilities                                            6,295            1,999
                                                               --------         --------
Stockholders' equity:
   Common stock, $.01 par value, 50,000,000 shares,
     3,711,019 (unaudited) and 3,456,669 shares issued
     at September 30, 1999 and December 31, 1998,
     respectively                                                    37               35
   Additional paid-in capital                                    20,315           17,615
   Retained deficit                                             (26,626)         (18,735)
   Stock subscriptions receivable                                     -             (114)
                                                               --------         --------
     Total shareholders' equity                                  (6,274)          (1,199)
                                                               --------         --------
     Total liabilities and stockholders' equity                $     21         $    800
                                                               ========         ========

           See the accompanying Notes to these Financial Statements

                          CENTERPRISE ADVISORS, INC.
                            STATEMENT OF OPERATIONS
                            (Dollars in thousands)
                                  (UNAUDITED)

                                                             Three Months        Nine Months
                                                                 Ended              Ended
                                                             September 30,      September 30,
                                                                 1999               1999
                                                             -------------      -------------
Total revenues                                                  $        -         $       -
                                                                ----------         ----------
Operating expenses                                                     402              3,719
Offering costs                                                       4,172              4,172
                                                                ----------         ----------

Loss before income taxes                                            (4,574)            (7,891)
Provision for income taxes                                               -                  -
                                                                ----------         ----------

Net loss                                                        $   (4,574)        $   (7,891)
                                                                ==========         ==========

Net loss per share:
   Basic                                                        $    (1.23)        $    (2.37)
                                                                ==========         ==========

   Diluted                                                      $    (1.23)        $    (2.16)
                                                                ==========         ==========

Shares used in computing net loss per share (see Note 2):
   Basic                                                         3,711,019          3,328,869
                                                                ==========         ==========

   Diluted                                                       3,711,019          3,649,869
                                                                ==========         ==========

           See the accompanying Notes to these Financial Statements

                          CENTERPRISE ADVISORS, INC.
                            STATEMENT OF CASH FLOWS
              FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999
                            (Dollars in thousands)
                                  (UNAUDITED)

Cash flow from operating activities:
  Net loss                                                $(7,891)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Non-cash compensation charge on stock issuance        2,656
      Decrease in deferred offering costs                     800
      Accrued expenses                                        923
                                                          -------
      Net cash used in operating activities                (3,512)

Cash flow from financing activities:
  Proceeds from issuance of common stock                      114
  Proceeds from notes payable                               3,419
                                                          -------
    Net cash provided by financing activities               3,533
                                                          -------
    Increase in cash                                           21
    Cash, beginning of period                                   -
                                                          -------
    Cash, end of period                                   $    21
                                                          =======

           See the accompanying Notes to these Financial Statements

                          CENTERPRISE ADVISORS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            (Dollars in thousands)
                                   UNAUDITED


1.   BUSINESS AND ORGANIZATION

     Centerprise Advisors, Inc. ("Centerprise" or the "Company") was founded in 1998 to create a leading provider of professional, business and financial services and products to middle-market clients. Centerprise intended to acquire ten companies (the "Mergers") upon the consummation of a planned initial public offering of its common stock (the "Offering"). Subsequent to September 30, 1999, Centerprise withdrew its planned Offering due to market conditions.

     Centerprise has not conducted any operations, and all activities to date have related to the Offering and the Mergers. Centerprise was dependent upon the Offering to execute the pending Mergers. There is no assurance that the pending Mergers discussed will be completed or that Centerprise will be able to generate future operating revenues.

     In connection with the organization and initial capitalization of Centerprise, 3,383,016 shares of the Company's common stock were subscribed by sponsoring parties for total consideration of $143. Of this amount, $29 had been received as of December 31, 1998. In addition, at the time of organization the Company agreed to issue warrants to the CCP Group to purchase a total of 100,000 shares of the Company's common stock at the initial public offering price.

     On September 24, 1999, the Board of Directors approved a 212.05817 stock split which would occur prior to the closing of the Mergers and the Offering. All common stock related information included in the financial statements has been adjusted to reflect this split.

2.   SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation:

     Centerprise will measure compensation expense for its stock-based employee compensation plans using the intrinsic value method. Following the issuance of any options the Company will be required to make pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

Earnings Per Share:

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). For the Company, SFAS No. 128 is effective as of November 9, 1998 (inception date). SFAS No. 128 requires a presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS"). Basic
EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. The following table reconciles the numerators and denominators of the basic and diluted loss per share computations for the respective periods:

                          CENTERPRISE ADVISORS, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)
                            (Dollars in thousands)
                                   UNAUDITED

                                                 Three Months       Nine Months
                                                     Ended             Ended
                                                 September 30,     September 30,
                                                     1999              1999

Net loss.......................................    $   (4,574)      $   (7,891)
                                                   ==========       ==========
Basic weighted average shares of common stock..     3,711,019        3,328,869
Effect of dilutive securities:
Stock subscriptions receivable.................             -          321,106
                                                   ----------       ----------
Diluted weighted average shares................     3,711,019        3,649,975
                                                   ==========       ==========
Basic EPS......................................    $    (1.23)      $    (2.37)
                                                   ==========       ==========
Diluted EPS....................................    $    (1.23)      $    (2.16)
                                                   ==========       ==========

Income Taxes:

     Income taxes have been computed using the asset and liability approach. Under this approach deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using currently enacted tax rates in effect for the years in which the differences are expected to reverse. No income tax benefit has been recorded associated with the pre-tax loss because such realization could not be construed to be more likely than not.

Use of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. While management believes that the estimates and related assumptions used in the preparation of the financial statements are appropriate, actual results could differ from those estimates. Estimates are made when accounting for the income taxes.

Unaudited Interim Financial Statements:

     In the opinion of management, the Company has made all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company at September 30, 1999 and the results of its operations and its cash flows for the nine months ended September 30, 1999 as presented in the accompanying unaudited interim financial statements.

                           CENTERPRISE ADVISORS, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)
                             (Dollars in thousands)
                                   UNAUDITED


3.   STOCKHOLDERS' EQUITY

Issuance of Common Stock to Persons Who Are or Will Become Employees of
Centerprise:

     During the period from November 9, 1998 (inception date) to December 31, 1998, 1,580,520 shares were issued to initial investors who are or will become employees of Centerprise for $69 of consideration. In addition, 73,653 shares were issued to Rondol E. Eagle, Chief Integration Officer, for $3 of consideration. During the nine months ended September 30, 1999, 33,171 shares (unaudited) were issued to Dennis Bikun, chief accounting officer for $6 (unaudited) consideration, and 221,178 shares (unaudited) were issued to DeAnn Brunts, chief financial officer for $40 (unaudited) consideration. For accounting purposes, compensation expense of $0 (unaudited) and $2,656 (unaudited) has been reflected in the accompanying Statement of Operations during the three and nine months ended September 30, 1999.

Employee Incentive Compensation Plan:

     The Company's Board of Directors and stockholders have adopted the Company's Employee Incentive Compensation Plan (the ''Incentive Plan''). Awards under this plan may take the form of: (1) incentive stock options or non-qualified stock options; (2) stock appreciation rights; (3) restricted or deferred stock; (4) dividend equivalents; and (5) cash awards or other awards not otherwise provided for, the value of which is based in whole or in part upon the value of the common stock. Centerprise's compensation committee will administer the plan and generally select the individuals who will receive awards as well as determine the terms and conditions of those awards. Upon adopting the Incentive Plan, Centerprise will reserve shares of common stock for use in connection with the plan. The number of shares available for use under the plan at any given time will not exceed fifteen percent of the total number of shares of common stock outstanding at that time. Shares attributable to awards which have expired, terminated, canceled or forfeited are available for issuance for future awards. The Incentive Plan has not yet taken effect.

                          CENTERPRISE ADVISORS, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)
                            (Dollars in thousands)
                                   UNAUDITED


Employee Stock Purchase Plan:

     Centerprise has also adopted an employee stock purchase plan. For purposes of such plan, generally the first day of each quarter will be the grant date and the last day of each quarter will be the exercise date. On each exercise date, payroll deductions credited to participants' accounts will be automatically applied to the purchase price of Common Stock at a price per share equal to 85 percent of the fair market value of the Common Stock on the grant or exercise date, whichever is less. This will be accounted for as a non compensatory plan in accordance with Accounting Principles Board Opinion No. 25. The plan has not yet taken effect.

4.   RELATED PARTY TRANSACTIONS

     As of December 31, 1998 and September 30, 1999, Centerprise has outstanding payables to related parties of $892 and $4,265 (unaudited), respectively, due to BGL Capital and CCP Group, initial investors in the Company. These payables represent consulting expenses, out-of-pocket expenses and legal and accounting fees, of which $2,572 has been capitalized to date as deferred offering costs and all remaining amounts have been expensed in the Statement of Operations in the three and nine months ended September 30, 1999. Of these payables, $3,919 (unaudited) and $547 were funded by BGL Capital as of September 30, 1999 and December 31, 1998, respectively.

5.   SUBSEQUENT EVENTS

     On November 9, 1999, Centerprise announced that it had withdrawn its planned initial public offering of common stock due to market conditions. The Company remains confident about the Centerprise strategy and will continue to capitalize on the opportunities that have been developed over the past year as it evaluates alternatives.

                          CENTERPRISE ADVISORS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS.

Overview

     Centerprise Advisors, Inc. (the "Company") was founded on November 9, 1998 to create a leading provider of professional, business and financial services and products to middle-market clients. No comparative results of operations for the three and nine months ended September 30, 1999 to the three and nine months ended September 30, 1998 is presented because the company was not in existence during the comparative periods ended September 30, 1998.

     The net loss for the three and nine month periods ended September 30, 1999 includes a $4,172 charge for costs related to the canceled Offering.

Liquidity and Capital Resources

Cash flow sources and applications:

     Net cash used by operating activities was $3,511 for the nine months ended September 30, 1999 primarily the result of an increase in deferred offering costs offset by an increase in accrued expenses.

     Net cash flows provided by financing activities of $3,532 for the nine months ended September 30, 1998 were primarily comprised of an increase in notes payable to related parties.


The Offering:

     On November 9, 1999, Centerprise announced that it had withdrawn its planned initial public offering of common stock due to market conditions. The Company remains confident about the Centerprise strategy and will continue to capitalize on the opportunities that have been developed over the past year as it eveluates alternatives. Absent funding from outside sources, the Company will not have sufficient assets to fund its liabilities.

                                    PART II

                               OTHER INFORMATION

     Except to the extent noted below, the items required in Part II are inapplicable or, if applicable, would be answered in the negative and have been omitted.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

                                                                        Filed herewith or
                                                                          incorporated
                                                                            herein by
 Number                              Title                                  reference
--------  ------------------------------------------------------------  -----------------

 3.1      Certificate of Incorporation of the Registrant.               Exhibit 3.1 filed
                                                                        herewith.

 3.2      Bylaws of the Registrant.                                     Exhibit 3.2 filed
                                                                        herewith.

 3.3      Amendment to Certificate of Incorporation of the Registrant.  Exhibit 3.3 filed herewith.

27        Financial Data Schedule                                       Exhibit 27 filed
                                                                        herewith.

(b)  Reports on Form 8-K.

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Centerprise Advisors, Inc.



November 15, 1999                 /s/ Dennis W. Bikun
-----------------                 --------------------------------------
(Date)                            Dennis W. Bikun, Vice President, Chief
                                    Accounting Officer and Treasurer